Form 10-K
period 2002-01-31
RYDER VEHICLE LEASE TRUST 2001 A
filed 2002-04-17
CIK 1130382

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 31, 2002.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 333-52660

                       Ryder Vehicle Lease Trust 2001-A
            (Exact name of registrant as specified in its charter)

                 Delaware                                  65-6359417
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                  3600 NW 82/nd/ Avenue, Miami, Florida 33166
              (Address of principal executive offices) (Zip Code)

                                (305) 500-3726
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.*  Yes  X   No ___
                                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specific date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 C.F.R. 230.405): Not Applicable

Documents incorporated by reference: None.

* The registrant is an entity that has been organized specifically to issue asset-backed securities. Various substantially similarly situated issuers have been issued no-action letters (the "No-Action Letters") by the Commission with respect to the application of certain of the reporting requirements pursuant to
Section 13 or 15(d) of the Act. This Form 10-K has been prepared based upon the general guidance provided by such No-Action Letters. The registrant has not made a request for a separate no-action letter.

                               TABLE OF CONTENTS

PART I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation

PART III
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

PART IV
Item 14.  Exhibits and Reports on Form 8-K

Signatures

Supplemental Information To Be Furnished With Reports Filed Pursuant To Section
       15(D) Of The Act By Registrants Which Have Not Registered Securities Pursuant To Section 12 Of The Act

INDEX TO EXHIBITS

                                    PART I

ITEM 1.  BUSINESS

Ryder Vehicle Lease Trust 2001-A (the "Trust"), a Delaware business trust, was formed pursuant to a trust agreement dated as of December 19, 2000, as amended and restated by an amended and restated trust agreement, dated as of February 1, 2001 (the "Trust Agreement"), between Ryder Funding II LP and Chase Manhattan Bank USA, National Association, a national banking association, as owner trustee. The Trust was organized under the Delaware Business Trust Act in connection with issuance of the senior notes described below, and the related subordinated notes and certificates issued by the Trust, and may only engage in such business as is specifically authorized in accordance with the terms of the Trust Agreement. The certificates represent undivided beneficial interests in the Trust, and the senior notes and the subordinated notes represent obligations of, and are secured by, the assets of the Trust pursuant to an indenture, dated as of February 1, 2001, between the Trust and U.S. Bank National Association, a national banking association, as indenture trustee.

The Trust has registered under the Securities Act of 1933, as amended, and sold the following senior notes:

Security Description                       Original Principal Amount      Interest Rate per Annum
Asset Backed Senior Notes, Class A-1       $ 40,133,000                    5.2113%
Asset Backed Senior Notes, Class A-2       $ 97,000,000                    5.15%
Asset Backed Senior Notes, Class A-3       $ 75,000,000                    5.52%
Asset Backed Senior Notes, Class A-4       $ 94,000,000                    5.81%
Asset Backed Senior Notes, Class A-5       $103,739,000                    6.17%

The Trust generally applies the collected payments described below under "Item
2. Properties" to pay interest and principal on the senior notes, subordinated notes and certificates issued by the Trust. The Trust prepares a payment date certificate (i.e., a quarterly report to investors) for each three-month collection period.

ITEM 2.  PROPERTIES

The assets of the Trust principally consist of the following:

..  a 99% beneficial interest in special units of beneficial interest
   (collectively, the "SUBI"), which evidences a beneficial interest in certain vehicle and lease assets of Ryder Truck Rental LT ("Origination Trust");

.. the right to payments under the SUBI from certain sales proceeds on deposit in a SUBI collection account and a residual value surplus account and investment earnings (net of losses and investment expenses) on amounts on deposit in the SUBI collection account and the residual value surplus account;

..  the rights of the Trust under a program operating lease; and

..  other rights as conveyed by the trust agreement;

all as described more fully in the registration statement for the senior notes (File No. 333-52660, declared effective on February 22, 2001).

The assets of the Origination Trust principally consist of full service operating leases ("Leases") assigned to the Origination Trust by Ryder Truck Rental, Inc. ("RTR"), the commercial trucks, highway tractors and trailers leased under those Leases ("Vehicles") and certain payments under the Leases and proceeds from the sale of Vehicles.

The primary business purpose of the Origination Trust is to acquire from or at the direction of RTR, and serve as record holder of title to, the Leases and Vehicles, in order to facilitate the titling of the vehicles in conjunction with asset-backed securities transactions.

The Trust receives payments on the program operating lease in an amount generally equal to payments made on or for those Leases and Vehicles represented by the SUBI in each three-month collection period. The Trust generally applies these collected payments to pay interest and principal on the senior notes, subordinated notes and certificates, in accordance with their terms.

ITEM 3.  LEGAL PROCEEDINGS

As of January 31, 2002, there were no material legal proceedings with respect to the Trust or the Origination Trust.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    Part II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Trust does not issue common shares or stock. The Depository Trust Company is registered holder of all of the Trust's senior notes. Ryder Funding II LP is the registered holder of all of the Trust's subordinated notes and 1% of the certificates. The remaining certificates have been issued in a transaction not involving any public offering. To the best knowledge of the registrant, there is no established public trading market for the certificates.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable. See Item 14 "Exhibits" for financial information related to the Trust.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Not applicable. See Item 14 "Exhibits" for financial information related to the Trust.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable. See Item 14 "Exhibits" for financial information related to the Trust.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

Not applicable.

                                   PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Ryder Funding II LP is the beneficial holder of all of the Trust's subordinated notes and 1% of its certificates. The remaining certificates have been issued in a transaction not involving any public offering. The following entities own more than 5% of the specified class of the Trust's senior notes. These positions are held through participation accounts at the Depository Trust Company ("DTC"). The administrative agent for the Trust has not been advised that any such DTC participants are beneficial owners.

Title of Class                  Name and Address of Owner           Principal Amount          Percent of Class
Senior Notes, Class A-2:        The Bank of New York                $ 3,594,000                        6%
                                925 Patterson Plank Rd.
                                Secaucus, NJ 07094

                                HSBC Bank USA
                                Republic Investment Account         $ 4,792,000                         8%
                                452 5/th/ Avenue
                                14/th/ Floor
                                New York, NY 10018

                                HSBC Bank USA
                                Treasury Investment                 $ 7,187,000                        13%
                                140 Broadway
                                Level A
                                New York, NY 10015

                                JP Morgan Chase Bank                $ 3,594,000                         6%
                                c/o JP Morgan Investor Services
                                14201 Dallas Parkway
                                12/th/ Floor
                                Mail Code 121
                                Dallas, TX 75240

                                State Street Bank and               $38,932,000                        67%
                                Trust Company
                                1776 Heritage Dr.
                                No. Quincy, MA 02171

Senior Notes, Class A-3:          The Bank of New York                $   465,000         1%
                                  925 Patterson Plank Rd.
                                  Secaucus, NJ 07094

                                  Bank One Trust                      $ 1,130,000         2%
                                  Company, N.A.
                                  340 South Cleveland Ave.
                                  Building 350
                                  Columbus, OH 43240

                                  Boston Safe Deposit and             $ 2,720,000         3%
                                  Trust Company
                                  525 William Penn Place
                                  Suite 3631
                                  Pittsburgh, PA 15259

                                  JP Morgan Chase Bank                $19,100,000        25%
                                  c/o JP Morgan Investor Services
                                  14201 Dallas Parkway
                                  12/th/ Floor
                                  Mail Code 121
                                  Dallas, TX 75240

                                  Mercantile-Safe Deposit &           $   565,000         1%
                                  Trust Company
                                  766 Old Hammonds Ferry Rd.
                                  Linthicum, MD 21090

                                  Merrill Lynch, Pierce Fenner        $36,000,000        48%
                                  & Smith Safekeeping
                                  4 Corporate Place
                                  Piscataway, NJ 08854

                                  Northern Trust Company              $ 3,590,000         5%
                                  801 S. Canal C-IN
                                  Proxy Unit #230-20
                                  Chicago, IL 60607

                                  State Street Bank and               $11,430,000        15%
                                  Trust Company
                                  1776 Heritage Dr.
                                  Global Corporate Action
                                  Unit JAB 5NW
                                  No. Quincy, MA 02171

Senior Notes, Class A-4:          Allfirst Bank                    $   320,000              *1%
                                  100 E. Pratt Street
                                  17/th/ Floor
                                  Baltimore, MD 21202

                                  Bank of New York                 $17,490,000              18%
                                  925 Patterson Plank Rd.
                                  Secaucus, NJ 07094

                                  Bank One Trust Company           $   245,000              *1%
                                  340 South Cleveland Ave.
                                  Building 350
                                  Columbus, OH 43240

                                  Bankers Trust Company            $ 4,705,000               5%
                                  648 Grassmere Park Rd.
                                  Nashville, TN 37211

                                  Boston Safe Deposit and          $ 6,310,000               7%
                                  Trust Company
                                  525 William Penn Place
                                  Suite 3631
                                  Pittsburgh, PA 15259

                                  First Union National Bank        $   360,000              *1%
                                  One World Trade Center
                                  47/th/ Floor
                                  New York, NY 10048

                                  First Union National Bank        $   790,000               1%
                                  Philadelphia Main
                                  123 South Broad Street
                                  Philadelphia, PA 19109

                                  HSBC Bank USA                    $   725,000               1%
                                  One Hanson Place
                                  Lower Level
                                  Brooklyn, NY 11243

                                  Investors Bank & Trust           $ 1,020,000               1%
                                  Institutional Custody
                                  200 Clarendon Street
                                  9/th/ Floor
                                  Corporate Actions Unit/TOP57
                                  Boston, MA 02116

* means less than

Senior Notes, Class A-4:            JP Morgan Chase Bank                $   955,000              1%
(continued)                         Fiduciary Trust Company
                                    International
                                    Two World Trade Center
                                    96/th/ Floor
                                    New York, NY 10048

                                    Keybank, N.A.                       $   150,000             *1%
                                    4900 Tiedeman Rd.
                                    Brooklyn, OH 44144

                                    PNC Bank, N.A.                      $   940,000              1%
                                    1600 Market Street
                                    29/th/ Floor
                                    Philadelphia, PA 19103

                                    M&I Marshall & Ilsley Bank          $   875,000              1%
                                    c/o ADP Proxy Services
                                    51 Mercedes Way
                                    Edgewood, NY 11717

                                    Merrill Lynch, Pierce Fenner        $52,000,000             55%
                                    & Smith Safekeeping
                                    4 Corporate Place
                                    Piscataway, NJ 08854

                                    Morgan, Keegan                      $   200,000             *1%
                                    & Company, Inc.
                                    50 North Front Street
                                    Memphis, TN 38103

                                    State Street Bank and               $ 6,875,000              7%
                                    Trust Company
                                    1776 Heritage Dr
                                    Global Corporate Action
                                    Unit JAB 5NW
                                    No. Quincy, MA 02171

                                    Wachovia Bank, N.A.                 $    40,000             *1%
                                    100 N. Main Street
                                    Winston-Salem, NC 27150

* means less than

Senior Notes, Class A-5:               The Bank of New York                  $19,739,000          19%
                                       925 Patterson Plank Rd.
                                       Secaucus, NJ 07094

                                       Merrill Lynch, Pierce Fenner          $59,000,000          57%
                                       & Smith Safekeeping
                                       4 Corporate Place
                                       Piscataway, NJ 08854

                                       Merrill Lynch, Pierce Fenner          $25,000,000          24%
                                       & Smith, Inc.
                                       101 Hudson Street
                                       9/th/ Floor
                                       Jersey City, NJ 07302

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There were no transactions of the type described in Regulation S-K, Item 404(a)(3) between the Trust and any 5% beneficial owner of the senior notes.

                                    PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed with this report:

    99.5  Annual Officer's Certificate
    99.6  Summary of Quarterly Reports to Investors

Current Reports on Form 8-K filed by the registrant during the last quarter of the fiscal year ended January 31, 2002:

During the fourth quarter of the fiscal year ended January 31, 2002, the Company filed a report on Form 8-K on November 9, 2001:

Item 5. Other Events - The Quarterly Report to Investors (Payment Date Certificate) for the quarter ended October 31, 2001 was delivered to the trustee of the Ryder Vehicle Lease Trust 2001-A November 9, 2001.

Item 7. Financial Statements and Exhibits - Exhibit 99.1: Quarterly Report to Investors (Payment Date Certificate) for the quarter ended October 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RYDER VEHICLE LEASE TRUST 2001-A
                                           (Registrant)


Date: April 17, 2002                       /s/ W. Daniel Susik
                                           -------------------
                                           W. Daniel Susik
                                           Senior Vice President and Treasurer
                                           Ryder Truck Rental, Inc.

                                           (Duly Authorized Officer of the
                                           Administrator on behalf of the Trust)


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                               INDEX TO EXHIBITS


Exhibit
Number    Description of Exhibit

99.5      Annual Officer's Certificate
99.6      Summary of Quarterly Reports to Investors

Note: On an annual basis, an Accountants' Report is prepared that relates to compliance with the requirements of the Administration Agreement. Such report is not being filed because the distribution of such report is restricted to the parties to the Administration Agreement, the Senior Noteholders and the Senior Note Owners. A copy of the report will be provided to the Securities and Exchange Commission upon request, at which time the registrant will request confidential treatment of the report. Senior Noteholders and Senior Note Owners may request a copy of the report in writing directly from the indenture Trustee or the Owner Trustee, as the case may be, at the related Corporate Trust Office.